Form 10-K
period 2001-12-31
GSR MORTGAGE LOAN TRUST 2001-1
filed 2002-11-14
CIK 1188847

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the fiscal year ended December 31, 2001

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number 333-68812-05

                        GS MORTGAGE SECURITIES CORP
             (Exact name of registrant as specified in its charter)


       Delaware                                           13-6357101
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (212) 902-1000


                         GSR Mortgage Loan Trust 2001-1
               Mortgage Pass-Through Certificates, Series 2001-1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

GS MORTGAGE SECURITIES CORP
GSR Mortgage Loan Trust 2001-1
Mortgage Pass-Through Certificates, Series 2001-1
-----------------------------------------------------------------------


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2001.

     Current Reports on Form 8-K dated December 26, 2001 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

GS MORTGAGE SECURITIES CORP
GSR Mortgage Loan Trust 2001-1
Mortgage Pass-Through Certificates, Series 2001-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 I, Janet Bell, certify that:

 1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GS Mortgage Securities Corp.

 2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

 3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


                                     GS Mortgage Securities Corp.
                                     not in its individual capacity but solely as Depositor under the Agreement referred to herein


Date:  November 13, 2002             By: /s/ Janet Bell
                                     -------------------------------------
                                        Janet Bell
                                        Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.





                                 EXHIBIT INDEX

Exhibit     Description                                              Page

 99.1       Annual Statement of Compliance                            7
 99.2       Annual Independent Accountant's Report                   12

EXHIBIT 99.1 -  Annual Statement of Compliance

ABN  AMRO  Mortgage  Group,  Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706

CERTIFICATE OF COMPLIANCE

     The undersigned, an officer of ABN AMRO Mortgage Group, Inc., (the "participant"), hereby certifies as follows:

     1. I have made, or caused to be made under my supervision, a review of the activities of ABM AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2001, with respect to performance under the

and

     2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of its obligations under this issue.

     In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2002.

ABN AMRO Mortgage Group, Inc.

By:     /s/ Renee' B. Dettman
        ------------------------
        Renee' B. Detman
        Vice President




ABN AMRO  Mortgage  Group,  Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706

Report of Management

     We, as members of management of ABN AMRO Mortgage Group, Inc. (AAAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishind and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

     Custodial bank and related clearing account reconciliations contained items which were not resolved within 90 calendar days of their original identification for 2 out of the 38 reconciliations tested. These items were resolved within 150 calendar days of their original identification.

     As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount of $25,000,000.


/s/ Stanley Rhodes               /s/ Richard Geary
-----------------------          ------------------------
President                       Group Senior Vice President and Manager


January 29, 2002

Countrywide
Calabasas, California  91302

(818) 225-3000

March 7, 2002

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA  90017

Gentlemen:

     As of and for the ten months ended December 31, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors ad omissions policy in the amount of $230,000,000.


/s/ Thomas K. McLaughlin
------------------------------
Senior Managing Director and
Chief Financial Officer






Countrywide Home Loans
400 Countrywide Way
Simi Valley, California  93065-6298

April 11, 2002

Tomas Venusti
JPMorgan Chase
450 West 33rd Street
New York, NY  1001

OFFICER'S CERTIFICATE

     I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

     I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2001 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario                   Date:  4/12/02
--------------------------
First Vice President
Compliance Officer
Loan Administration

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA   50328-0001


March 31, 2002

Re:  2001 Annual Certification

     We hereby to the best of our knowledge and belief that for the calendar year of 2001:

     1. All real estate taxes, bonds assessments and other lienable items have been paid.

     2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

     3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

     4. We have made all property inspections as required.

     5. Fidelity bond and Errors and Omissions insurance coverage currently exists.


     6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been resported.

Sincerely,

/s/ John B. Brown
------------------------
Vice President
Wells Fargo Home Mortgage Inc.



Wells Fargo Home Mortgage Inc.
1 Home Campus
Des Moines, IA  50238-0001


                              Management Assertion

     As of, and for the year ended December 31, 2001, Wells Fargo Home Mortgage Banking has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage Banking had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.

/s/ Pete Wissinger                              January 15, 2002
--------------------------
Chief Executive

/s/ Geoffrey H. Dreyer                          January 15, 2002
--------------------------
Chief Financial Officer (effective 2001)

/s/ Michael J. Heid                             January 15, 2002
--------------------------
Chief Financial Officer (effective 1/1/2002)
Executive Vice President
Loan Servicing (effective 2001)

/s/ Robert Caruso
--------------------------                       January 15, 2002
Senior Vice President
Loan Servicing (effective 1/1/2002)

Homeside Lending

July 30, 2002

Mr. Thomas Venusti
JPMorgan
Institutional Trust Services
450 West 33rd Street, 14th floor
New York, New York  10001

Re:  Annual Statement as of Compliance
        Fiscal Year Ending September 30, 2001

Dear Mr. Venusti:

     HomeSide Lending (HomeSide) has reviewed its servicing activities on the mortgage loans Homeside services on behalf of JPMorgan. This review was conducted for the purpose of determining it the servicer has met all servicing obligations under the agreements covering these mortgage loans.

     HomeSide, upon my investigation and to the best of my knowledge, has conducted its servicing activities in compliance with the agreements and is not in default in the fulfillment of any obligations of the agreements. Further, all real estate taxes and hazard insurance premiums have been paid as and when due.

     Finally, enclosed is a Certificate Designating Authorized Corporation Representatives to supplement your existing Certificate dated 6/21/02.

Sincerely,

/s/ Karen Bryan
------------------------
Vice President



HomeSide Lending Inc.
P. O. Box 45298
Jacksonville, FL  32232-5298
1-800-874-0209



                              Management Assertion Letter

     As of, and for the year ended September 30, 2001, HomeSide Lending Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, HomeSide Lending Inc. had in effect a fidelity bond along with an errors and omissions policy in the amount of $76 million and $20 million, respectively.


/s/ William Glasgow, Jr.
-------------------------------


December 7, 2001

EXHIBIT 99.2 -  Annual Independent Accountant's Report

Ernest & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, IL  60606

Report on Management's Assertion on Compliance
With Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ABN AMRO North America, Inc.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncomplince with the minimum servicing standards for custodial bank and related clearing account reconciliations, ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2001. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about AAMG's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

     In our opinion, management's assertion, that except for noncompliance with custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects.

     This report is intended solely for the information and use of the board of directors, management and AAMG's private investors and is not intended to be and should not be used by anyone oher than these specified parties.

Ernest & Young LLP

January 29, 2002

Grant Thornton
Suite 300
1000 Wilshire Blvd
Los Angeles, CA  90017-2464

               Report of Independent Accountants on Management's
            Assertion on Compliance With Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

Board of Directors
Countrywide Credit Industries Inc.

     We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankes Association of America's Uniform single Attestation Program for Mortgage Bankers (USAP) as of and for the ten months ended December 31, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Countrywide Credit Industries Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) complied with the aforementioned minimum servicing standards as of and for the ten months ended December 31, 2001 is fairly stated, in all material respects.

Grant Thornton LLP
Los Angeles, California
March 7, 2002

KPMG
2500 Ruan Center
666 Grand Avenue
Des Moines, IA  50309

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Wells Fargo Home Mortgage:


     We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Home Mortgage complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Home Mortgage's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence abut Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the ten months ended December 31, 2001 is fairly stated, in all material respects.

January 15, 2002

KPMG
Suite 2700, Independent Square
One Independent Drive
P.O. Box 190
Jacksonville, FL  32201-0190

                          Independent Auditors' Report
         On the Uniform Single Attestation Program for Mortgage Bankers


The Board of Directors
HomeSide Lending Inc.:

     We have examined management's assertion about HomeSide Lending, Inc. and subsidaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers) and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2001, included in the accompanying management assertion dated December 7, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that HomeSide Lending, Inc. complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended september 30, 2001 is fairly stated, in all material respects.

KPMG LLP
December 7, 2001